Form 10-K
period 2005-06-30
Interstar Millennium Series 2005-1G Trust
filed 2005-09-23
CIK 1325633

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the fiscal period ended June 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file number: 333-123901


                 INTERSTAR SECURITISATION MANAGEMENT PTY LIMITED
   in its capacity as manager of the Interstar Millennium Series 2005-1G Trust
          ABN [Application has been made to the appropriate Australian authority to obtain such number]
   ---------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                           NEW SOUTH WALES, AUSTRALIA
                 -----------------------------------------------
                 (State or Other Jurisdiction of Incorporation)

                                       N/A
                      ------------------------------------
                      (I.R.S. Employer Identification No.)


             LEVEL 10, 101 COLLINS STREET MELBOURNE, 3000, AUSTRALIA
             -------------------------------------------------------
                    (Address of principal executive offices)


                              (0011) 613 8616 1600
               ---------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
         Yes [X]           No []

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes[ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Not Applicable

                                TABLE OF CONTENTS

PART 1       ..................................................................5

ITEM 1.      BUSINESS..........................................................5
ITEM 2.      PROPERTIES........................................................5
ITEM 3.      LEGAL PROCEEDINGS.................................................5
ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............5


PART II      ..................................................................5

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
             MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.................5
ITEM 6.      SELECTED FINANCIAL DATA...........................................6
ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS.........................................6
ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........6
ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................7
ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE..........................................7

PART III     ..................................................................8

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................8
ITEM 11.     EXECUTIVE COMPENSATION............................................8
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT AND RELATED STOCKHOLDER MATTERS........................8
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................8
ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES............................8


PART IV      ..................................................................9

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
             ON FORM 8-K.......................................................9

                                INTRODUCTORY NOTE


The information required for some items in Form 10-K is "not applicable" to the Trust or the Manager. As used in this Annual Report filed on Form 10-K, "not applicable" or "Not Applicable" means that the response to the referenced item is omitted in reliance on the procedures outlined in numerous no-action letters issued by the Commission's Staff with respect to substantially similar securities and trusts that file annual reports on Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

This Annual Report on Form 10-K relates to the Interstar Millennium Series 2005-1G Trust (the "Trust") and the Class A Mortgage Backed Floating Rate Notes (the "Notes") issued pursuant to the Note Trust Deed dated as of April 28, 2005 (the "Note Trust Deed"), between Perpetual Trustees Victoria Limited, the issuer trustee (the "Issuer Trustee"), Interstar Securitisation Management Pty Ltd (the "Manager"), as Manager, and The Bank of New York, as note trustee (the "Note Trustee"). Capitalised terms used in this Form 10-K and not defined have the same meanings given to them in the Prospectus and Series Notice relating to the Notes.

The only business of the Trust is the collection and distribution of payments on the residential mortgage loans in the manner described in the Registration Statement on Form S-11 (File No. 333-123901) (the "Registration Statement"). Accordingly, there is no relevant information to report in response to Item 101 of Regulation S-K.


ITEM 2.  PROPERTIES

The registrant and the Trust do not own any physical properties. Information regarding the mortgage loans is furnished under Item 15 - Exhibit 99.1 and is incorporated herein by reference.


ITEM 3.  LEGAL PROCEEDINGS

The Manager knows of no material legal proceedings involving any of the Trust, the Manager, the Servicer or the Issuer Trustee.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No votes or consents of Noteholders were solicited during the fiscal year for any purpose.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Notes are not traded on any nationally recognized exchange in the United States.

The Notes are currently represented by certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company ("DTC"). Accordingly, Cede & Co. is the sole holder of record of the Notes, which it holds on behalf of brokers, dealers, banks and other direct participants in the DTC system.

The trust pays no dividends with respect to the Notes, the information required by Item 201(c) of Regulation S-K regarding dividends is inapplicable to the Trust. See Exhibit 99.1 for information with respect to distributions to Noteholders.

ITEM 6.  SELECTED FINANCIAL DATA

The Manager incorporates by reference its Noteholders Reports, filed as periodic filings on Form 8-K, in respect of the Trust under Central Index Key 0001325633 which contain all financial information related to the Trust relevant to the holders of the Notes (the "Noteholders"), pursuant to rule 12b-23 promulgated under the Securities Exchange Act of 1934.

The Manager globally incorporates by reference and attaches hereto as Exhibit 13.1, pursuant to Rules 12b-23 promulgated under the Securities Exchange Act of 1934, the following quarterly Noteholders Report (the "Noteholders Report"), for the quarterly Payment Date in June 2005 filed on on Form 8-K in respect of the Trust under Central Index Key 0001325633, which includes all financial information relating to the Trust that is relevant to Noteholders:

o    Noteholders Report for the June 8, 2005 Payment Date

The Manager also attaches hereto, as Exhibit 99.1 the following document:

o Aggregate Totals for the period May 4, 2005 to the end of the Trust's fiscal year on June 30, 2005.

The foregoing presents all relevant financial information relating to the Trust. Because of the limited business activity of the Trust, the Selected Financial Data in Item 301 of Regulation S-K would not provide any meaningful additional information.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Because of the limited business activity of the Trust, the presentation of Management's Discussion and Analysis of Financial Condition and Results of Operations, as otherwise would be required by Item 303 of Regulation S-K, would not be meaningful. All relevant information is contained in the quarterly servicing reports (filed under Current Reports on Form 8-K) as described above.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Exchange Control Risk

Interest and principal payments to holders of the Notes are paid in United States dollars ("U.S. dollars"). However payments on the mortgage loans (the "Collections") are received by the Issuer Trustee, in Australian dollars, in Australia. Pursuant to certain swap agreements ("Currency Swaps"), the Issuer Trustee is required to pay a portion of the Collections to certain swap counterparties (the "Currency Swap Providers") who in turn pay ("Swap Currency Exchange"), at the direction of the Issuer Trustee, U.S. dollars to the holders of the Notes. It is possible that in the future, Australia may impose exchange controls that affect the availability of Australian dollar payments for making payments under the Currency Swaps. The holders of the Notes will bear the risk of the imposition of foreign exchange controls by the Australian government that impact upon the Issuer Trustee's ability to exchange the Collections for U.S. dollars.

The Issuer Trustee has no control over such risk, which will generally be affected by economic and political events in Australia. If the Issuer Trustee does not pay some or all of the amount in Australian dollars which it is required to pay the Currency Swap Providers under the Currency Swaps, the Currency Swap Providers are only required to pay the U.S. dollar equivalent of the amounts they actually receive. In such event, it is unlikely that the Trust would have sufficient U.S. dollars to make the payments due on the Notes.

The specific prior approval of the Reserve Bank of Australia or the Minister for Foreign Affairs of the Commonwealth of Australia must be obtained for certain transactions involving or connected with individuals or entities listed in the relevant Commonwealth Government Gazette as persons or entities identified with terrorism or to which financial sanctions apply, including:

o    certain Yugoslav entities or individuals; and

o the Government of Zimbabwe, any public authority or controlled entity of the Government of Zimbabwe and certain other individuals identified by the Reserve Bank of Australia.

Any person holding financial or other assets of persons or entities listed as terrorists by the Minister for Foreign Affairs in the Commonwealth Gazette is prohibited from using or dealing with those assets. It is a criminal offence to make assets available to such persons. The persons or entities listed as terrorists under the Charter of the United Nations (Terrorism and Dealings with Assets) Regulations 2002 and the Iraq (Reconstruction and Repeal of Sanctions) Regulations 2003 include:

o the Taliban (also known as the Islamic Emirate of Afghanistan) or any undertaking owned or controlled, directly or indirectly, by the Taliban;

o Osama bin Laden, the Al-Qaeda organisation and certain other individuals identified by the Reserve Bank of Australia as being linked to terrorism;

o    Jemiah Islamiah; and

o the previous Government of Iraq, Saddam Hussein, other senior officials of his regime and their immediate families.


Currency Exchange Rate Risk

Interest and principal on the Notes are payable in U.S. dollars and the Issuer Trustee's primary source for funding its payments on the Notes is its Collections on the mortgage loans, which will be sourced in Australian dollars. If the Currency Swap Providers were to fail to perform under the Currency Swaps or were to be discharged from such performance because of a default thereunder by the Issuer Trustee, the Issuer Trustee might have to exchange its Australian dollars for U.S. dollars at an exchange rate that is less favorable to the Issuer Trustee than when the Currency Swaps were entered into and might therefore not have sufficient U.S. dollars to make timely payments on the Notes, even though the delinquency and loss experience on the mortgage loans may be acceptable.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

As discussed above, furnishing the financial information required by Item 8 of Form 10-K would not add any relevant information to that provided by the foregoing statements. Because the Notes are essentially "pass-through" securities, the Trust will have "income" only in the limited sense of collecting payments on the mortgage loans. The only material items of "expense" for the Trust will be the amounts paid as servicing compensation, and coupon interest to investors. The quarterly Noteholders Report (filed on Form 8-K) discloses the amount of "income" and "expenses" of the Trust.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements on accounting disclosures.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Trust has no directors or executive officers. Therefore, this item is not applicable.


ITEM 11.  EXECUTIVE COMPENSATION

The Trust has no directors or executive officers. Therefore, this item is not applicable.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

All of the Noteholders maintained their security positions with the DTC. While some of the Noteholders' security positions in the Trust may exceed 5% of the outstanding amount of the Notes, such Notes do not constitute voting securities within the meaning of Item 403 of Regulation S-K.

As at the date of this report, none of the officers or directors of the Registrant owns a beneficial interest in either the Trust, or in the Registrant.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Interstar Securitisation Management Pty Limited is a wholly owned subsidiary of Interstar Wholesale Finance Pty Limited. Its principal business activity is the management of securitisation trusts established under the Interstar Millennium Trust Programmes.

Interstar Wholesale Finance Pty Limited acts as servicer (the "Servicer") to the Trust. The servicer receives a servicer fee direct from the Trust.

The Servicer is a wholly owned direct subsidiary of Interstar Wholesale Finance Holdings Pty Limited ("Interstar Holdings"). All shares in Interstar Holdings are ultimately owned (effective September 29, 2003) by Challenger Financial Services Group Limited, a public company listed on the Australian Stock Exchange.

The Manager has entered into an arrangement with the Servicer, whereby the Servicer provides services and various facilities to the Trust Manager on commercial terms, in order for the Manager to carry out its functions as manager under the securitization trusts. Interstar Securitisation Management Pty Limited pays management fees to the Servicer.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Asset-Backed Issuers are not required to disclose the information required by this item.

                                     PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) and (2):

Incorporated herein as Exhibit 99.1 are the aggregate totals of the quarterly Noteholder Reports to the Trust for the 2 months ended June 30, 2005. A copy of the Officer's Certificate of Compliance is attached hereto as Exhibit No. 99.3

(a)(3) EXHIBITS:

------------------------- --------------------------------------------------- -----------------------
      Designation                            Description                         Method of Filing
------------------------- --------------------------------------------------- -----------------------

Exhibit 13.1              Noteholders  Report  for the June 8, 2005  Payment           13.1
                          Date
Exhibit 31.1              Section 302 Certification                                    31.1
Exhibit 99.1              Aggregate  Totals  for the  period  May 4, 2005 to           99.1
                          June 30, 2005
Exhibit 99.2              Independent  Auditor's Annual Servicer  Compliance           99.2
                          Certificate
Exhibit 99.3              Officer's Certificate of Compliance                          99.3
Exhibit 99.4              Servicer's Certificate of Compliance                         99.4
------------------------- --------------------------------------------------- -----------------------


(b) FOR THE JUNE 8, 2005 PAYMENT DATE A REPORT ON FORM 8-K WAS FILED BY THE REGISTRANT IN ORDER TO PROVIDE THE STATEMENTS FOR QUARTERLY DISTRIBUTIONS TO THE NOTEHOLDERS.

NO OTHER REPORTS ON FORM 8-K HAVE BEEN FILED DURING THE LAST TWO MONTHS COVERED BY THIS REPORT.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERSTAR SECURITISATION MANAGEMENT PTY LIMITED



 /s/   Andrew Twyford
------------------------------
Name:  Andrew Twyford
Title: Director
Date:  September 23, 2005

                                INDEX TO EXHIBITS


EXHIBIT NO.   DOCUMENT DESCRIPTION
------------- ------------------------------------------------------------------
13.1          Noteholders Report for the June 8, 2005 Payment Date
31.1          Section 302 Certification
99.1          Aggregate Totals for the Period May 4, 2005 to June 30, 2005
99.2          Independent Auditor's Annual Servicer Compliance Certificate
99.3          Officer's Certificate of Compliance
99.4          Servicer's Certificate of Compliance